Form 10-Q
period 2026-06-30
Inflection Point Acquisition Corp. VIII
filed 2026-09-28
CIK 2146310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43464

Inflection Point Acquisition Corp. VIII

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1680 Michigan Avenue Suite 700 #1032 Miami Beach, FL	33139
(Address of principal executive offices)	(Zip Code)

(212) 295-5830

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	IPHXU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001	IPHX	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	IPHXW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of September 24, 2026, there were 28,750,000 Class A ordinary shares, $0.0001 par value and 9,583,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

INFLECTION POINT ACQUISITION CORP. VIII

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INFLECTION POINT ACQUISITION CORP. VIII

CONDENSED BALANCE SHEET

JUNE 30, 2026

(UNAUDITED)

Assets:
Current Assets
Prepaid expenses	$20,000
Total Current Assets	20,000
Deferred offering costs	49,719
Total Assets	$69,719

Liabilities and Shareholder’s Deficit:
Current Liabilities
Accrued expenses	$40,477
Accrued offering costs	49,719
Promissory note - related party	52,420
Total Current Liabilities	$142,616

Commitments and Contingencies (Note 6)

Shareholder’s Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,583,333 shares issued and outstanding(1)(2)	958
Additional paid-in capital	24,042
Accumulated deficit	(97,897)
Total Shareholder’s Deficit	(72,897)
Total Liabilities and Shareholder’s Deficit	$69,719

(1)	Includes up to 1,250,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7). Subsequently, on July 13, 2026, the Company capitalized $115 standing to the credit of its share premium account and issued an additional 1,150,000 founder shares to the Sponsor for no consideration, resulting in the Sponsor holding an aggregate of 9,583,333 founder shares. All share and per share data has been retroactively presented.
(2)	On August 31, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,250,000 founder shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. VIII

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 6, 2026 (INCEPTION) THROUGH JUNE 30, 2026

(UNAUDITED)

Formation, general, and administrative costs	$97,897
Net loss	$(97,897)

Basic and diluted weighted average Class B ordinary shares outstanding(1)(2)	8,333,333
Basic and diluted net loss per Class B ordinary share	$(0.01)

(1)	Excludes up to 1,250,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7). Subsequently, on July 13, 2026, the Company capitalized $115 standing to the credit of its share premium account and issued an additional 1,150,000 founder shares to the Sponsor for no consideration, resulting in the Sponsor holding an aggregate of 9,583,333 founder shares. All share and per share data has been retroactively presented.
(2)	On August 31, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,250,000 founder shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. VIII

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM MAY 6, 2026 (INCEPTION) THROUGH JUNE 30, 2026

(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance as of May 6, 2026 (inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor(1)(2)	9,583,333	958	24,042	—	25,000
Net loss	—	—	—	(97,897)	(97,897)
Balance as of June 30, 2026 (unaudited)	9,583,333	$958	$24,042	$(97,897)	$(72,897)

(1)	Includes up to 1,250,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7). Subsequently, on July 13, 2026, the Company capitalized $115 standing to the credit of its share premium account and issued an additional 1,150,000 founder shares to the Sponsor for no consideration, resulting in the Sponsor holding an aggregate of 9,583,333 founder shares. All share and per share data has been retroactively presented.
(2)	On August 31, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,250,000 founder shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. VIII

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 6, 2026 (INCEPTION) THROUGH JUNE 30, 2026

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(97,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	5,000
General and administrative costs paid through promissory note – related party	52,420
Changes in operating assets and liabilities:
Accrued expenses	40,477
Net cash used in operating activities	—

Net change in cash	—
Cash, beginning of period	—
Cash, end of period	$—

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued offering costs	$49,719
Prepaid expense paid by Sponsor in exchange for issuance of Class B ordinary shares	$20,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Inflection Point Acquisition Corp. VIII (the “Company”) is a special purpose acquisition company incorporated as a Cayman Islands exempted company on May 6, 2026, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”).

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from May 6, 2026 (inception) through June 30, 2026 relates to the Company’s formation and preparation for the initial public offering (“Initial Public Offering”). Subsequent to the Initial Public Offering, which occurred on August 31, 2026, the Company’s activities relate to identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest or dividend income from the proceeds derived from the Initial Public Offering and the concurrent sale of the Private Placement Warrants (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on August 27, 2026. On August 31, 2026, the Company consummated the Initial Public Offering of 28,750,000 units (each, a “Unit” and collectively, the “Units”) at $10.00 per Unit, which includes the full exercise of the underwriters’ over-allotment option of 3,750,000 Units, generating gross proceeds of $287,500,000. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,000,000 private placement warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant in a private placement to Inflection Point Holdings VIII LLC (the “Sponsor”) and Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC (“CCM”), generating gross proceeds of $8,000,000. Of those 8,000,000 Private Placement Warrants, the Sponsor purchased 5,000,000 Private Placement Warrants and CCM purchased 3,000,000 Private Placement Warrants.

Transaction costs amounted to $19,545,458, consisting of $5,000,000 of cash underwriting fees, $13,687,500 of deferred underwriting fees, and $857,958 of other offering costs.

Inflection Point Fund I, LP (“IPF”), an affiliate of the Sponsor and the executive officers, intends to commit an aggregate of $25,000,000 into a private investment in public equity (“PIPE”) transaction in connection with the initial Business Combination, subject to diligence and approval of IPF’s investment committee. Any such commitment and purchase will be subject to approval of IPF’s investment committee prior to the closing of the initial Business Combination. Accordingly, if IPF’s investment committee does not give its approval, IPF will not be obligated to make such investment. Further, the Company has the right, in its sole discretion, to reduce the amount of or decline such investment. The Company expects that the terms of any such PIPE transaction will be negotiated with the applicable Business Combination target and investors (including IPF), at the time a Business Combination agreement is signed. As a result of additional costs in connection with such anticipated PIPE transaction, the Company is entitled to withdraw a maximum of $1,000,000 of funds from interest earned on the Trust Account for working capital purposes per year (plus the rollover of unused amounts from prior years).

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

INFLECTION POINT ACQUISITION CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Upon the closing of the Initial Public Offering on August 31, 2026, an amount of $287,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Warrants, was deposited in a trust account (the “Trust Account”) and may only be held as cash or invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to (a) amounts withdrawn to fund the Company’s working capital requirements, subject to an annual limit of $1,000,000 (plus the rollover of unused amounts from prior years), and/or (b) to pay for the Company’s taxes (any withdrawals to pay for the Company’s taxes (which shall exclude any 1% U.S. federal excise tax on stock repurchases under the Inflation Reduction Act of 2022 that is imposed on the Company, if any) shall not be subject to the $1,000,000 annual limitation described in the foregoing) (such withdrawals described in clauses (a) and (b), collectively, “Permitted Withdrawals”) interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares in connection with the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company for Permitted Withdrawals, divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.00 per public share.

The Class A ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company for Permitted Withdrawals (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors entered into a letter agreement with the Company, pursuant to which they agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

INFLECTION POINT ACQUISITION CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company (except for the Company’s independent auditors), or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement (except for the Company’s independent auditors), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (Note 5). As of June 30, 2026, the Company had no cash and had a working capital deficit of $122,616.

Subsequent to June 30, 2026, the Company consummated the Initial Public Offering of 28,750,000 Units at $10.00 per Unit, which includes the full exercise of the underwriters’ over-allotment option of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor and CCM, generating gross proceeds of $8,000,000. As a result of the Initial Public Offering and the private placement, as of August 31, 2026, the Company had cash of $2,114,177 and working capital of $2,028,676.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use amounts held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per private placement warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026, no such Working Capital Loans were outstanding.

Prior to the completion of the Initial Public Offering, the private placement and the full exercise of the over-allotment option, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the accompanying unaudited condensed financial statements. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management considered the Company’s liquidity position and expected cash requirements. Subsequent to the period covered by this Quarterly Report, on August 31, 2026, the Company consummated its Initial Public Offering, the sale of Private Placement Warrants, and the full exercise of the over-allotment option. Upon closing of these transactions, proceeds remaining after the deposit of funds into the Trust Account and payment or accrual of offering costs and other expenses became available to fund the Company’s working capital needs. Based on the completion of the Initial Public Offering, the sale of the Private Placement Warrants, and the full exercise of the over-allotment option, management believes the Company has sufficient liquidity to meet its working capital requirements and obligations for at least one year from the date of issuance of the accompanying unaudited condensed financial statements.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 31, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on September 4, 2026. The interim results for the period from May 6, 2026 (inception) through June 30, 2026, are not necessarily indicative of the results to be expected for the period ending December 31, 2026, or for any future periods.

INFLECTION POINT ACQUISITION CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash or cash equivalents as of June 30, 2026.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Upon the closing of the Initial Public Offering on August 31, 2026, offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholder’s deficit as Public and Private Placement Warrants after management’s evaluation are accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheet, primarily due to its short-term nature.

Warrant Instruments

The Company will evaluate the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the related private placement under the guidance of FASB ASC Topic 815, “Derivatives and Hedging,” to determine the appropriate classification upon issuance. Accordingly, on Initial Public Offering closing date, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of June 30, 2026, no Public Warrants and Private Placement Warrants had been issued or were outstanding.

INFLECTION POINT ACQUISITION CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Net Loss Per Class B Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,250,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 7). As of June 30, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B ordinary share for the period presented.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Share-Based Payment Arrangements

The Company accounts for share awards in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU Topic 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”, which requires public business entities to provide additional disclosures regarding certain expense captions presented on the face of the income statement. The standard requires qualitative and quantitative disclosure of specified expense categories included within relevant expense captions. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statement disclosures.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on August 31, 2026, the Company sold 28,750,000 Units at a purchase price of $10.00 per Unit, which includes the full exercise of the underwriters’ over-allotment option of 3,750,000 Units, generating gross proceeds of $287,500,000. Each Unit consists of one Class A ordinary share and one-third of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

INFLECTION POINT ACQUISITION CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Warrants — As of June 30, 2026, there were no warrants issued or outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless the issuance of the Class A ordinary shares underlying the warrants is registered on a registration statement on Form S-1, Form S-3, Form F-1, or Form F-3, as applicable, filed following the Company’s initial Business Combination that is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a Unit containing such warrant will have paid the full purchase price for the Unit solely for the Class A ordinary share underlying such Unit.

Under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of its Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement on Form S-1, S-3, F-1, or F-3, as applicable, for the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If the Class A ordinary shares issuable upon exercise of the warrants are not registered on a registration statement on Form S-1, S-3, F-1, or F-3, as applicable, under the Securities Act under the terms of the warrant agreement, then beginning on the 61st business day after the closing of the initial Business Combination, warrant holders may, until such time as there is such an effective registration statement and during any period when the Company will have failed to maintain such an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

If the holders exercise their Public Warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of the Class A ordinary shares over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00: The Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period commencing at least 150 days after completion of the Company’s initial Business Combination and ending on the third trading day prior to the date on which the Company sends to the notice of redemption to the warrant holders.

Additionally, if the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

INFLECTION POINT ACQUISITION CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering on August 31, 2026, the Sponsor and CCM purchased an aggregate of 8,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $8,000,000. Of those 8,000,000 Private Placement Warrants, the Sponsor purchased 5,000,000 Private Placement Warrants and CCM purchased 3,000,000 Private Placement Warrants. Each whole Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Private Placement Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

The Private Placement Warrants will be identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, CCM or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by CCM and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 7, 2026, the Sponsor made a capital contribution of $25,000, or approximately $0.0026 per share, to cover certain of the Company’s expenses, for which the Company issued 8,433,333 founders shares to the Sponsor. Subsequently, on July 13, 2026, the Company capitalized $115 standing to the credit of its share premium account and issued an additional 1,150,000 founder shares to the Sponsor for no consideration, resulting in the Sponsor holding an aggregate of 9,583,333 founder shares. All share and per share data has been retroactively presented. Up to 1,250,000 of the founder shares were to be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment was exercised. On August 31, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,250,000 founder shares are no longer subject to forfeiture.

In July and August of 2026, the Sponsor granted membership interests in the Sponsor equivalent to an aggregate of 925,000 founder shares and 500,000 Private Placement Warrants to the Company’s officers and independent directors. These issuances were made in exchange for an aggregate purchase price of $7,413 and services to be provided to the Company. The membership interests in founder shares and Private Placement Warrants granted to the Company’s officers and independent directors are within the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, share-based compensation associated with equity-classified awards is measured at fair value on the assignment date. On August 31, 2026, the membership interests as represented by 925,000 founder shares have an aggregate fair value of $937,025, or $1.013 per share, and the membership interests as represented by 500,000 Private Placement Warrants have an aggregate fair value of $248,850, or approximately $0.50 per Private Placement Warrant. The membership interests in founder shares and Private Placement Warrants have no service restrictions, thus, the total fair value of $1,178,462, net of consideration received, was recorded as share-based compensation expense on August 31, 2026. The Company determined the fair value of the membership interests as represented by founder shares based on a valuation prepared by an independent third-party valuation firm using the Probability-Weighted Expected Return Method, which considered the following market assumptions; (i) underlying share price of $9.836, (ii) likelihood of Initial Public Offering of 100%, (iii) likelihood of Business Combination 10.7%, (iv) net proceeds after concessions of $1.053, (v) discount for lack of marketability (“DLOM”) of 3.8%, and (vi) probability-weighted payoff, net of DLOM of $1.013. The Company established the fair value of membership interests as represented by Private Placement Warrants using a calculation prepared by a third-party valuation team, which were valued the same as the Public Warrants, which considered the following market assumptions; (i) underlying share price of $9.836, (ii) volatility of 10.5%, (iii) risk-free rate of 4.37%, and (iv) warrant term (in years) of 2.54.

The Sponsor has agreed not to transfer, assign or sell any founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) 180 days after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the “Lock-up”).

INFLECTION POINT ACQUISITION CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The Sponsor, officers and directors entered into a letter agreement with the Company, pursuant to which they will agree to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

Promissory Note — Related Party

On May 7, 2026, the Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2026 or the closing of the Initial Public Offering. As of June 30, 2026, the Company had borrowed $52,420 under the promissory note. As of August 31, 2026, the Company had borrowed $193,476 under the promissory note, which was paid in full at the closing of the Initial Public Offering. Borrowings under the promissory note are no longer available.

Services and Indemnification Agreement

Commencing on August 27, 2026, the date the securities of the Company are first listed on Nasdaq, the Company entered into an agreement pursuant to which it will pay an aggregate of $83,333.33 per month to Inflection Point Asset Management LLC (“IPAM” or “Inflection Point Asset Management”), an affiliate of the Sponsor and executive officers, for office space and administrative services provided to members of the management team. The Company will cease paying these monthly fees upon the completion of the Company’s initial Business Combination or its liquidation. Any such payments prior to the initial Business Combination will be made from (i) funds held outside the Trust Account or (ii) funds released to the Company as Permitted Withdrawals. In addition, the Company agrees, pursuant to the services and indemnification agreement with the Sponsor and IPAM relating to the monthly payment for office space and administrative services provided to members of the management team described above, that the Company will indemnify the Sponsor and IPAM from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor and/or IPAM alleging any expressed or implied management or endorsement by the Sponsor and/or IPAM of any of the Company’s activities or any express or implied association between the Sponsor and/or IPAM, on the one hand, and the Company or any of its other affiliates, on the other hand, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. As of June 30, 2026, prior to the date when the agreement has been executed, the Company did not incur any administrative services fees.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use amounts held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per private placement warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026, no such Working Capital Loans were outstanding.

INFLECTION POINT ACQUISITION CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the founder shares, Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and Private Placement Warrants that may be issued upon conversion of the Working Capital Loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short-form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,750,000 Units to cover over-allotments, if any. On August 31, 2026, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise their over-allotment option to purchase an additional 3,750,000 Units at a price of $10.00 per Unit.

The underwriters were entitled to a cash underwriting discount of $5,000,000 (2.0% of the gross proceeds of the Units sold in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the underwriters’ over-allotment option), which was paid to the underwriters upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred underwriting discount of $13,687,500 (4.5% of the gross proceeds of the Units sold in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the underwriters’ over-allotment option, or $11,250,000 in the aggregate, and 6.5% of the gross proceeds of the Units sold pursuant to the underwriters’ over-allotment option, or $2,437,500 in the aggregate), which shall be payable solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of an initial Business Combination.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and the conflicts between the United States and Israel and Iran, as well as recent developments to U.S. tariff policies. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the Israel-Hamas conflict, the conflict between the United States and Israel and Iran and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict, the conflict between the United States and Israel and Iran and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

NOTE 7. SHAREHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at a par value of $0.0001 each. As of June 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at a par value of $0.0001 each. As of June 30, 2026, there were no Class A ordinary shares issued or outstanding.

INFLECTION POINT ACQUISITION CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at a par value of $0.0001 each. On May 7, 2026, the Sponsor made a capital contribution of $25,000, or approximately $0.0026 per share, to cover certain of the Company’s expenses, for which the Company issued 8,433,333 founder shares to the Sponsor. Subsequently, on July 13, 2026, the Company capitalized $115 standing to the credit of its share premium account and issued an additional 1,150,000 founder shares to the Sponsor for no consideration, resulting in the Sponsor holding an aggregate of 9,583,333 founder shares. All share and per share data has been retroactively presented. Up to 1,250,000 of the founder shares were to be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment was exercised. On August 31, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,250,000 founder shares are no longer subject to forfeiture. As of June 30, 2026, there were 9,583,333 Class B ordinary shares issued and outstanding.

Prior to the closing of the initial Business Combination, only holders of the Class B ordinary shares will be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). On any other matters submitted to a vote of the Company’s shareholders prior to or in connection with the completion of the initial Business Combination, holders of the Class B ordinary shares and holders of the Class A ordinary shares will vote together as a single class, except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, 25% of the sum of (i) the total number of ordinary shares issued and outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement equivalent shares issued to the Sponsor, members of the management team or any of their affiliates upon conversion of the Working Capital Loans; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders.

NOTE 8. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that is reported on the unaudited condensed statement of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

June 30, 2026
Prepaid expenses	$20,000
Deferred offering costs	$49,719

For the Period from May 6, 2026 (Inception) Through June 30, 2026 (Unaudited)
Formation, general, and administrative costs	$97,897

INFLECTION POINT ACQUISITION CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The CODM reviews the position of total assets as reported in the Company’s unaudited condensed balance sheet to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred offering costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering.

The CODM reviews formation, general, and administrative costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews formation, general, and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general, and administrative costs, as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 13, 2026, the Company capitalized $115 standing to the credit of its share premium account and issued an additional 1,150,000 founder shares to the Sponsor for no consideration, resulting in the Sponsor holding an aggregate of 9,583,333 founder shares. All share and per share data has been retroactively presented. Up to 1,250,000 of the founder shares were to be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment was exercised. On August 31, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,250,000 founder shares are no longer subject to forfeiture.

In July and August of 2026, the Sponsor granted membership interests in the Sponsor equivalent to an aggregate of 925,000 founder shares and 500,000 Private Placement Warrants to the Company’s officers and independent directors in exchange for an aggregate purchase price of $7,413 and services to be provided by the Company. On August 31, 2026, the membership interests as represented by 925,000 founder shares have an aggregate fair value of $937,025, or $1.013 per share, and the membership interests as represented by 500,000 Private Placement Warrants have an aggregate fair value of $248,850, or approximately $0.50 per Private Placement Warrant. The membership interests in founder shares and Private Placement Warrants have no service restrictions, thus, the total fair value of $1,178,462, net of consideration received, was recorded as share-based compensation expense on August 31, 2026.

Commencing on August 27, 2026, the date the securities of the Company are first listed on Nasdaq, the Company entered into an agreement pursuant to which it will pay an aggregate of $83,333.33 per month to IPAM, an affiliate of the Sponsor and executive officers, for office space and administrative services provided to members of the management team.

The registration statement for the Company’s Initial Public Offering was declared effective on August 27, 2026. On August 31, 2026, the Company consummated the Initial Public Offering of 28,750,000 Units at $10.00 Per Unit, which includes the full exercise of the underwriters’ over-allotment option of 3,750,000 Units, generating gross proceeds of $287,500,000. Simultaneously with the consummation of the Initial Public Offering, the Company consummated the sale of 8,000,000 Private Placement Warrant at a price of $1.00 per Private Placement Warrant to the Sponsor and CCM, generating gross proceeds of $8,000,000. Of those 8,000,000 Private Placement Warrants, the Sponsor purchased 5,000,000 Private Placement Warrants and CCM purchased 3,000,000 Private Placement Warrants.

Upon the closing of the Initial Public Offering on August 31, 2026, an amount of $287,500,000 ($10.00 per Public Share) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Warrants, was held in a Trust Account.

On August 31, 2026, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise their over-allotment option to purchase an additional 3,750,000 Units at a price of $10.00 per Unit.

The underwriters were entitled to a cash underwriting discount of $5,000,000 (2.0% of the gross proceeds of the Units sold in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the underwriters’ over-allotment option), which was paid to the underwriters upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred underwriting discount of $13,687,500 (4.5% of the gross proceeds of the Units sold in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the underwriters’ over-allotment option, or $11,250,000 in the aggregate, and 6.5% of the gross proceeds of the Units sold pursuant to the underwriters’ over-allotment option, or $2,437,500 in the aggregate), which shall be payable solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of an initial Business Combination.

As of August 31, 2026, the Company had borrowed $193,476 under the promissory note, which was paid in full at the closing of the Initial Public Offering. Borrowings under the promissory note are no longer available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Inflection Point Acquisition Corp. VIII References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Inflection Point Holdings VIII LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of a Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a special purpose acquisition company incorporated in the Cayman Islands on May 6, 2026 formed for the purpose of effecting a Business Combination. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 6, 2026 (inception) through June 30, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, as described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we expect to generate non-operating income in the form of interest or dividend income on investments held in the Trust Account. We expect to continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from May 6, 2026 (inception) through June 30, 2026, we had a net loss of $97,897, which consisted of formation, general, and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report on Form 10-Q, On August 31, 2026, we consummated the Initial Public Offering of 28,750,000 Units at $10.00 per Unit, which includes the full exercise of the underwriters’ over-allotment option of 3,750,000 Units, generating gross proceeds of $287,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,000,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor and CCM, generating gross proceeds of $8,000,000.

Following the Initial Public Offering, including the full exercise of the over-allotment option, and the private placement, a total of $287,500,000 was placed in the Trust Account. We incurred $19,545,458, consisting of $5,000,000 of cash underwriting fees, $13,687,500 of deferred underwriting fees, and $857,958 of other offering costs.

As of June 30, 2026, we had no cash and had a working capital deficit of $122,616.

For the period from May 6, 2026 (inception) through June 30, 2026, net cash used in operating activities was $0. Net loss of $97,897 was affected by formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $5,000 and general and administrative costs paid through promissory note – related party of $52,420. Changes in accrued expenses provided $40,477 of cash for operating activities.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. We may withdraw interest or dividends earned on the funds held in the Trust Account for permitted withdrawals. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account plus permitted withdrawals primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per private placement warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026, we did not have any borrowings under any Working Capital Loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business that are payable prior to the closing of a Business Combination. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement commencing on August 27, 2026, the date when our securities were first listed to Nasdaq, to pay an aggregate of $83,333.33 per month to Inflection Point Asset Management LLC, an affiliate of the Sponsor and executive officers, for office space and administrative services provided to members of the management team. Upon completion of a Business Combination or its liquidation, we will cease paying these monthly fees.

The underwriters were entitled to a cash underwriting discount of $5,000,000 (2.0% of the gross proceeds of the Units sold in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the underwriters’ over-allotment option), which was paid to the underwriters upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred underwriting discount of $13,687,500 (4.5% of the gross proceeds of the Units sold in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the underwriters’ over-allotment option, or $11,250,000 in the aggregate, and 6.5% of the gross proceeds of the Units sold pursuant to the underwriters’ over-allotment option, or $2,437,500 in the aggregate), which shall be payable solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of an initial Business Combination.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU Topic 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”, which requires public business entities to provide additional disclosures regarding certain expense captions presented on the face of the income statement. The standard requires qualitative and quantitative disclosure of specified expense categories included within relevant expense captions. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our financial statement disclosures.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures for the period from May 6, 2026 (inception) through June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred for the period from May 6, 2026 (inception) through June 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 7, 2026, the Sponsor made a capital contribution of $25,000, or approximately $0.003 per share, to cover certain of the Company’s expenses, for which the Company issued 8,433,333 founders shares to the Sponsor. On July 13, 2026, the Company issued an additional 1,150,000 founder shares to the Sponsor, resulting in the Sponsor holding an aggregate of 9,583,333 founder shares. All share and per share data has been retroactively presented. Up to 1,250,000 of the founder shares were to be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment was exercised. On August 31, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,250,000 founder shares are no longer subject to forfeiture. The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On August 31, 2026, the Company consummated the Initial Public Offering of 28,750,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000. CCM acted as sole book-running manager and representative of the underwriters and Academy Securities, Inc. acted as co-manager for the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-298162). The Securities and Exchange Commission declared the registration statements effective on August 27, 2026.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,000,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor and CCM, generating gross proceeds of $8,000,000. Each whole Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Private Placement Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering and the proceeds of the sale of the Private Placement Warrants, an aggregate of $287,500,000 was placed in the Trust Account.

We paid a total of $19,545,458, consisting of $5,000,000 of cash underwriting fees, $13,687,500 of deferred underwriting fees, and $857,958 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Promissory Note, dated May 7, 2026, issued to Inflection Point Fund I, LP (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-298162), filed by the Company on August 24, 2026).
10.2	Securities Subscription Agreement, dated May 7, 2026, by and between Inflection Point Acquisition Corp. VIII and Inflection Point Holdings VIII LLC (incorporated herein by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-298162), filed by the Company on August 24, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFLECTION POINT ACQUISITION CORP. VIII

Date: September 25, 2026	By:	/s/ Kevin Shannon
	Name:	Kevin Shannon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: September 25, 2026	By:	/s/ Adam Saks
	Name:	Adam Saks
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)