Form 10-Q
period 2026-09-30
Inflection Point Acquisition Corp. VIII
filed 2026-11-13
CIK 2146310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

(212) 295-5830

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	IPHXU	The Nasdaq Stock Market LLC
Class A ordinary shares, $0.0001 par value	IPHX	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	IPHXW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13,   2026, there were 28,750,000 Class A ordinary shares, $0.0001 par value and 9,583,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

INFLECTION POINT ACQUISITION CORP. VIII

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INFLECTION POINT ACQUISITION CORP. VIII

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2026

(UNAUDITED)

Assets:
Current assets
Cash	$1,610,868
Prepaid expenses	64,213
Prepaid insurance	134,613
Total Current Assets	1,809,694
Long-term prepaid insurance	149,036
Marketable securities held in Trust Account	288,375,642
Total Assets	$290,334,372

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accrued expenses	$389,503
Accrued offering costs	80,803
Total Current Liabilities	470,306
Deferred underwriting fee	13,687,500
Total Liabilities	14,157,806

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 28,750,000 shares at redemption value of $10.00 per share	287,500,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,583,333 shares issued and outstanding(1)	958
Additional paid-in capital	—
Accumulated deficit	(11,324,392)
Total Shareholders’ Deficit	(11,323,434)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$290,334,372

(1)	Includes up to 1,250,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7). On July 13, 2026, the Company capitalized $115 standing to the credit of its share premium account and issued an additional 1,150,000 founder shares to the Sponsor for no consideration, resulting in the Sponsor holding an aggregate of 9,583,333 founder shares. All share and per share data has been retroactively presented. On August 31, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,250,000 founder shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. VIII

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Period from May 6, 2026 (Inception) Through September 30,
	2026	2026
General and administrative costs	$580,721	$678,618
Share-Based Compensation Expense	1,178,462	1,178,462
Loss from operations	(1,759,183)	(1,857,080)

Other income:
Interest earned on marketable securities held in Trust Account	875,642	875,642

Net loss	$(883,541)	$(981,438)

Weighted average shares outstanding, Class A redeemable ordinary shares	9,687,500	6,021,959

Basic and diluted net loss per share, Class A redeemable ordinary shares	$(0.05)	$(0.07)

Weighted average shares outstanding, Class B non-redeemable ordinary shares (1)	8,754,529	8,538,851

Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(0.05)	$(0.07)

(1)	Includes up to 1,250,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7). On July 13, 2026, the Company capitalized $115 standing to the credit of its share premium account and issued an additional 1,150,000 founder shares to the Sponsor for no consideration, resulting in the Sponsor holding an aggregate of 9,583,333 founder shares. All share and per share data has been retroactively presented. On August 31, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,250,000 founder shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. VIII

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND

FOR THE PERIOD FROM MAY 6, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of May 6, 2026 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor (1)	—	—	9,583,333	958	24,042	—	25,000

Net loss	—	—	—	—	—	(97,897)	(97,897)

Balance – June 30, 2026 (unaudited)	—	—	9,583,333	958	24,042	(97,897)	(72,897)

Sale of 8,000,000 Private Placement Warrants	—	—	—	—	8,000,000	—	8,000,000

Fair value of Public Warrants at issuance	—	—	—	—	4,715,958	—	4,715,958

Allocated transaction costs to warrant instruments	—	—	—	—	(343,457)	—	(343,457)

Fair Value of founder Shares assigned to directors	—	—	—	—	1,178,462	—	1,178,462

Accretion for common stock subject to redemption amount	—	—	—	—	(13,575,005)	(10,342,954)	(23,917,959)

Net loss	—	—	—	—	—	(883,541)	(883,541)

Balance – September 30, 2026 (unaudited)	—	$—	9,583,333	$958	$—	$(11,324,392)	$(11,323,434)

(1)	Includes up to 1,250,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7). On July 13, 2026, the Company capitalized $115 standing to the credit of its share premium account and issued an additional 1,150,000 founder shares to the Sponsor for no consideration, resulting in the Sponsor holding an aggregate of 9,583,333 founder shares. All share and per share data has been retroactively presented. On August 31, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,250,000 founder shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. VIII

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 6, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(981,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	5,000
General and administrative costs paid through advances from related party	3,727
General and administrative costs paid through promissory note - related party	72,420
Interest earned on marketable securities held in Trust Account	(875,642)
Share-based compensation expense	1,178,462
Changes in operating assets and liabilities:
Prepaid expenses	(44,213)
Prepaid insurance	(283,649)
Accrued expenses	389,503
Net cash used in operating activities	(535,830)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	282,500,000
Proceeds from sale of Private Placement Warrants	8,000,000
Repayment of advances from related party	(3,727)
Repayment of promissory note - related party	(193,476)
Payment of offering costs	(656,099)
Net cash provided by financing activities	289,646,698

Net Change in Cash	1,610,868
Cash – Beginning of period	—
Cash – End of period	$1,610,868

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$113,395
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$20,000
Offering costs paid through promissory note - related party	$121,056
Deferred underwriting fee payable	$13,687,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from May 6, 2026 (inception) through September 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,000,000 private placement warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant in a private placement to Inflection Point Holdings VIII LLC (the “Sponsor”) and Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC (“Cohen & Co.”), generating gross proceeds of $8,000,000. Of those 8,000,000 Private Placement Warrants, the Sponsor purchased 5,000,000 Private Placement Warrants and Cohen & Co. purchased 3,000,000 Private Placement Warrants.

Transaction costs amounted to $19,545,458, consisting of $5,000,000 of cash underwriting fee, $13,687,500 of deferred underwriting fee and $857,958 of other offering costs.

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

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

INFLECTION POINT ACQUISITION CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Upon the closing of the Initial Public Offering on August 31, 2026, an amount of $287,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Warrants, was held in a trust account (the “Trust Account”) and may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to (a) amounts withdrawn to fund the Company’s working capital requirements, subject to an annual limit of $1,000,000 (plus the rollover of unused amounts from prior years), and/or (b) to pay for the Company’s taxes (any withdrawals to pay for the Company’s taxes (which shall exclude any 1% U.S. federal excise tax on stock repurchases under the Inflation Reduction Act of 2022 that is imposed on the Company, if any) shall not be subject to the $1,000,000 annual limitation described in the foregoing) (such withdrawals described in clauses (a) and (b), collectively, “Permitted Withdrawals”) interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

INFLECTION POINT ACQUISITION CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to September 30, 2026 had been satisfied through the loan under an unsecured promissory note from Inflection Point Fund I, LP, an affiliate of the Sponsor, of up to $300,000 (see Note 5). The $193,476 borrowed under that note was repaid at the closing of the Initial Public Offering. Following the closing, the Company’s liquidity has been funded by proceeds from the Initial Public Offering and the private placement held outside the Trust Account. As of September 30, 2026, the Company had $1,610,868 in cash and had a working capital of $1,339,388.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use amounts held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post-Business Combination entity at a price of $1.00 per private placement warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management determined that the Company has sufficient funds to finance its working capital needs for at least one year from the date of issuance of the unaudited condensed financial statements. Accordingly, management concluded that there is no substantial doubt about the Company’s ability to continue as a going concern within one year from the date of issuance of the unaudited condensed financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 31, 2026, as well as the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2026, and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on September 25, 2026. The interim results for the three months ended and for the period from May 6, 2026 (inception) through September 30, 2026, are not necessarily indicative of the results to be expected for the period ending December 31, 2026, or for any future periods.

Emerging Growth Company

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

INFLECTION POINT ACQUISITION CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

Cash and Cash Equivalents

The Company considers all short-term investments held outside the Trust Account with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,610,868 in cash and no cash equivalents as of September 30, 2026.

Investments Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account amounted to $288,375,642 and were invested in a money market fund that invests primarily in U.S. Treasury securities. Investments held in the Trust Account are presented at fair value at the end of the reporting period, and interest income earned on such investments is included in the accompanying unaudited condensed statement of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Upon the closing of the Initial Public Offering on August 31, 2026, offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit as Public and Private Placement Warrants after management’s evaluation are accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheet, primarily due to its short-term nature except for warrants (see Note 8).

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of September 30, 2026, there are 9,583,333 Public Warrants and 8,000,000 Private Placement Warrants issued and outstanding.

INFLECTION POINT ACQUISITION CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company will recognize changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(4,715,958)
Class A ordinary shares issuance cost	(19,202,001)
Plus:
Remeasurement of carrying value to redemption value	23,917,959
Class A ordinary shares subject to possible redemption, September 30, 2026	$287,500,000

INFLECTION POINT ACQUISITION CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss attributable to the controlling interest by the weighted average number of ordinary shares outstanding during the periods, excluding ordinary shares subject to forfeiture.

The calculation of diluted net loss per ordinary share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 17,583,333 Class A ordinary shares because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

On August 31, 2026, the underwriters fully exercised the over-allotment option and, as a result, 1,250,000 Class B ordinary shares were no longer subject to forfeiture and were included in the weighted average Class B ordinary shares outstanding for the three months ended and for the period from May 6, 2026 (inception) through September 30, 2026. At September 30, 2026, the Company did not have any dilutive securities or other contracts, other than Public Warrants and Private Placement Warrants, that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company. Because the Company reported a net loss for the periods presented, the 1,250,000 Class B ordinary shares that were subject to forfeiture prior to August 31, 2026 were excluded from the calculation of diluted net loss per ordinary share, as their inclusion would have been anti-dilutive. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per ordinary share for each class of ordinary shares:

	For the Three Months Ended September 30, 2026		For the Period from May 6, 2026 (Inception) Through September 30, 2026
Basic and diluted net loss per ordinary share:	Class A	Class B	Class A	Class B
Numerator:
Allocation of net loss	$(464,119)	$(419,422)	$(405,896)	$(575,542)
Denominator:
Weighted-average shares outstanding	9,687,500	8,754,529	6,021,959	8,538,851
Basic and diluted net loss per ordinary share	$(0.05)	$(0.05)	$(0.07)	$(0.07)

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”), guidance to account for its share-based compensation. It applies a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued by multiplying the marketable value per Founder Share by the probability of successful closing of an initial Business Combination. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

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

Management does not believe that there are any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering on August 31, 2026, the Company sold 28,750,000 Units at a purchase price of $10.00 per Unit, which includes the full exercise of the underwriters’ over-allotment option of 3,750,000 Units, generating gross proceeds of $287,500,000. Each Unit consists of one Class A ordinary share and one-third of one redeemable Public Warrant. Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Warrants — As of September 30, 2026, there are 9,583,333 Public Warrants and 8,000,000 Private Placement Warrants issued and outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a Unit containing such warrant will have paid the full purchase price for the Unit solely for the Class A ordinary share underlying such Unit.

Under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of its Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00:    The Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period commencing at least 150 days after completion of the Company’s initial Business Combination and ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

INFLECTION POINT ACQUISITION CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering on August 31, 2026, the Sponsor and Cohen & Co. purchased an aggregate of 8,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $8,000,000. Of those 8,000,000 Private Placement Warrants, the Sponsor purchased 5,000,000 Private Placement Warrants and Cohen & Co. purchased 3,000,000 Private Placement Warrants. Each whole Private Placement Warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Private Placement Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

The Private Placement Warrants will be identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, Cohen & Co. or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cohen & Co. and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8).

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 7, 2026, the Sponsor made a capital contribution of $25,000, or approximately $0.003 per share, to cover certain of the Company’s expenses, for which the Company issued 8,433,333 founder shares to the Sponsor. Subsequently, on July 13, 2026, the Company issued an additional 1,150,000 founder shares to the Sponsor, resulting in the Sponsor holding an aggregate of 9,583,333 founder shares. All share and per share data has been retroactively presented. Up to 1,250,000 of the founder shares were to be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment was exercised. On August 31, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,250,000 founder shares are no longer subject to forfeiture.

In July and August of 2026, the Sponsor granted membership interests in the Sponsor equivalent to an aggregate of 925,000 founder shares and 500,000 Private Placement Warrants to the Company’s officers and independent directors. These issuances were made in exchange for an aggregate purchase price of $7,413 and services to be provided to the Company. The membership interests in founder shares and Private Placement Warrants granted to the Company’s officers and independent directors are within the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, share-based compensation associated with equity-classified awards is measured at fair value on the assignment date. On August 31, 2026, the 925,000 founder shares have an aggregate fair value of $937,025, or $1.013 per share, and the 500,000 Private Placement Warrants have an aggregate fair value of $248,850, or approximately $0.49 per Private Placement Warrant. The membership interests in founder shares and Private Placement Warrants have no service restrictions, thus, the total fair value of $1,178,462, net of consideration received, was recorded as compensation expense on August 31, 2026. The Company determined the fair value of the founder shares based on a valuation prepared by an independent third-party valuation firm using the Probability-Weighted Expected Return Method, which considered the following market assumptions; (i) underlying share price of $9.836, (ii) likelihood of Initial Public Offering of 100%, (iii) likelihood of Business Combination 10.7%, (iv) net proceeds after concessions of $1.053, (v) discount for lack of marketability (DLOM) of 3.8%, and (vi) probability-weighted payoff, net of DLOM of $1.013. The Company established the fair value of Private Placement Warrants using a calculation prepared by a third party valuation team, which were valued the same as the Public Warrants which are described in Note 8.

INFLECTION POINT ACQUISITION CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) 180 days after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the Lock-up.

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

Promissory Note — Related Party

On May 7, 2026, Inflection Point Fund I, LP, an affiliate of the Sponsor, had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2026 or the closing of the Initial Public Offering. The Company had borrowed $193,476 under the promissory note and repaid the amount in full at closing of the Initial Public Offering. Borrowings under the promissory note are no longer available.

Services and Indemnification Agreement

Commencing on August 27, 2026, the date the securities of the Company are first listed on Nasdaq, the Company entered into an agreement pursuant to which it will pay an aggregate of $83,333.33 per month to Inflection Point Asset Management LLC (“IPAM” or “Inflection Point Asset Management”), an affiliate of the Sponsor and executive officers, for office space and administrative services provided to members of the management team. The Company will cease paying these monthly fees upon the completion of the Company’s initial Business Combination or its liquidation. Any such payments prior to the initial Business Combination will be made from (i) funds held outside the Trust Account or (ii) funds released to the Company as Permitted Withdrawals. In addition, the Company agrees, pursuant to the services and indemnification agreement with the Sponsor and IPAM relating to the monthly payment for office space and administrative services provided to members of the management team described above, that the Company will indemnify the Sponsor and IPAM from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor and/or IPAM alleging any expressed or implied management or endorsement by the Sponsor and/or IPAM of any of the Company’s activities or any express or implied association between the Sponsor and/or IPAM, on the one hand, and the Company or any of its other affiliates, on the other hand, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. For the three months ended and for the period from May 6, 2026 (inception) through September 30, 2026, the Company incurred and paid $94,444 in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use amounts held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post-Business Combination entity at a price of $1.00 per private placement warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026, no such Working Capital Loans were outstanding.

INFLECTION POINT ACQUISITION CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the founder shares, Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and Private Placement Warrants that may be issued upon conversion of the Working Capital Loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short-form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

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

The underwriters were entitled to a cash underwriting discount of $5,000,000 (2.0% of the gross proceeds of the Units offered in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the underwriters’ over-allotment option), which was paid to the underwriters upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred underwriting discount of $13,687,500 which shall be payable solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of an initial Business Combination.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and the conflicts between the United States and Israel and Iran, as well as recent developments to U.S. tariff policies. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to Eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the Israel-Hamas conflict, the conflict between the United States and Israel and Iran and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

INFLECTION POINT ACQUISITION CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at a par value of $0.0001 each. As of September 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at a par value of $0.0001 each. As of September 30, 2026, there were no Class A ordinary shares issued or outstanding, excluding the 28,750,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at a par value of $0.0001 each. As of September 30, 2026, there were 9,583,333 Class B ordinary shares issued and outstanding to the Sponsor. On July 13, 2026, the Company capitalized $115 standing to the credit of its share premium account and issued an additional 1,150,000 Class B ordinary shares to the Sponsor for no consideration, resulting in the Sponsor holding an aggregate of 9,583,333 Class B ordinary shares. All share and per share data has been retroactively presented. The Sponsor’s Class B ordinary shares included an aggregate of up to 1,250,000 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On August 31, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,250,000 founder shares are no longer subject to forfeiture.

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

INFLECTION POINT ACQUISITION CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

At September 30, 2026, assets held in the Trust Account were comprised of $288,375,642 in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2026, the Company did not withdraw interest earned on the trust funds.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2026
Assets:
Marketable securities held in Trust Account	1	$288,375,642

August 31, 2026
Underlying stock price	$9.836
Volatility	10.50%
Risk-free rate	4.37%
Warrant term (years)	2.54

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

INFLECTION POINT ACQUISITION CORP. VIII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

September 30, 2026
Cash	$1,610,868
Marketable securities held in Trust Account	$288,375,642

	For the Three Months Ended September 30, 2026	For the Period from May 6, 2026 (Inception) Through September 30, 2026
General and administrative costs	$580,721	$678,618
Interest earned on marketable securities held in Trust Account	$875,642	$875,642

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

The CODM reviews general and administrative costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date through November 13, 2026. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Inflection Point Acquisition Corp. VIII. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Inflection Point Holdings VIII LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including our ability to identify a suitable target and complete a Business Combination within the Completion Window; the satisfaction of closing conditions; shareholder redemptions and the availability of additional financing; our ability to fund operating and transaction expenses; changes in interest rates and returns on Trust Account investments; and geopolitical instability, tariffs, inflation and capital-market disruption affecting target valuations, due diligence and financing. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 6, 2026 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net loss of $883,541, which consists of operating costs of $580,721 and share-based compensation expense of $1,178,462, offset by interest income on marketable securities held in the Trust Account of $875,642.

For the period from May 6, 2026 (inception) through September 30, 2026, we had a net loss of $981,438, which consists of operating costs of $678,618 and share-based compensation expense of $1,178,462, offset by interest income on marketable securities held in the Trust Account of $875,642.

The $1,178,462 share-based compensation expense in both periods was recognized on August 31, 2026 for membership interests in the Sponsor equivalent to 925,000 founder shares and 500,000 Private Placement Warrants granted to officers and independent directors, net of the $7,413 purchase consideration, as described in Note 5. Interest income of $875,642 in both periods was earned on funds placed in the Trust Account following the August 31, 2026 closing of the Initial Public Offering. Because the Company was incorporated on May 6, 2026, there are no corresponding prior-year operating periods.

Liquidity and Capital Resources

On August 31, 2026, we consummated the Initial Public Offering of 28,750,000 Units at $10.00 per Unit, which includes the full exercise of the underwriters’ over-allotment option of 3,750,000 Units, generating gross proceeds of $287,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,000,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor and Cohen & Co. (“CCM”), generating gross proceeds of $8,000,000.

Following the Initial Public Offering, including the full exercise of the over-allotment option, and the private placement, a total of $287,500,000 was placed in the Trust Account. We incurred $19,545,458, consisting of $5,000,000 of cash underwriting fees, $13,687,500 of deferred underwriting fees, and $857,958 of other offering costs.

For the period from May 6, 2026 (inception) through September 30, 2026, net cash used in operating activities was $535,830. Net loss of $981,438 was affected by formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $5,000, general and administrative costs paid through promissory note - related party of $72,420, general and administrative costs paid through advances from related party of $3,727, interest earned on marketable securities held in Trust Account of $875,642 and share-based compensation expense of $1,178,462. Changes in operating assets and liabilities provided $61,641 of cash for operating activities.

As of September 30, 2026, we had marketable securities held in the Trust Account of $288,375,642 (including approximately $875,642 of accrued interest income) invested in a money market fund that invests primarily in U.S. Treasury securities. We may withdraw interest from the Trust Account for working capital requirements, subject to an annual limit of $1,000,000 plus unused amounts carried forward from prior years, and to pay taxes, if any, subject to the limitations described in Note 1. We intend to use substantially all of the funds held in the Trust Account, including interest earned on the Trust Account and not released for Permitted Withdrawals, to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $1,610,868. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post-Business Combination entity at a price of $1.00 per private placement warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026, we did not have any borrowings under any Working Capital Loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement commencing on August 27, 2026, the date when our securities were first listed on Nasdaq, to pay an aggregate of $83,333.33 per month to Inflection Point Asset Management LLC, an affiliate of the Sponsor and executive officers, for office space and administrative services provided to members of the management team. Upon completion of a Business Combination or our liquidation, we will cease paying these monthly fees.

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

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, the Company did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

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

Management does not believe that there are any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures for the period from May 6, 2026 (inception) through September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC.

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

On September 30, 2026, we announced that holders of the Units could elect to separately trade the Class A ordinary shares and Public Warrants beginning on or about October 5, 2026. Unseparated Units would continue to trade under IPHXU, while the Class A ordinary shares and Public Warrants would trade under IPHX and IPHXW, respectively. Only whole warrants would trade upon separation.

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

We incurred total offering costs of $19,545,458, consisting of $5,000,000 of cash underwriting fees, $13,687,500 of deferred underwriting fees, and $857,958 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the quarter ended September 30, 2026, none of our directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated (including through a qualifying modification) a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) and (c) of Regulation S-K, respectively.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated August 27, 2026, by and between the Company and Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC, as representative of the underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated August 27, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated August 27, 2026, by and among the Company, its executive officers, its directors, and Inflection Point Holdings VIII LLC. (1)
10.2	Investment Management Trust Agreement, dated August 27, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated August 27, 2026, by and among the Company, Inflection Point Holdings VIII LLC and the Holders signatory thereto. (1)
10.4	Private Placement Warrants Purchase Agreement, dated August 27, 2026, by and between the Company and Inflection Point Holdings VIII LLC. (1)
10.5	Private Placement Warrants Purchase Agreement, dated August 27, 2026, by and between the Company and Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC. (1)
10.6	Form of Indemnity Agreement. (1)
10.7	Services and Indemnification Agreement, dated August 27, 2026, by and among the Company, Inflection Point Holdings VIII LLC and Inflection Point Asset Management LLC. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 2, 2026 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFLECTION POINT ACQUISITION CORP. VIII

Date: November 13, 2026	By:	/s/ Kevin Shannon
	Name:	Kevin Shannon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Adam Saks
	Name:	Adam Saks
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)